Form 10-Q
period 2007-12-31
ARYEH ACQUISITION CORP.
filed 2008-03-18
CIK 1417367

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                       FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2007

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from to

                  Commission File No. 000-52957

                      ARYEH ACQUISITION CORP.

      (Name of registrant as specified in its charter)


                                                           26-0868042
                            Delaware                   (I.R.S. Employer
                    _______________________           Identification No.)
                    (State of Incorporation)



                    P.O. Box 339
                    Lawrence, NY  11559
            ________________________________________
            (Address of principal executive offices)



                      516/374-5392
                ___________________________
                (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.

     [   ] yes        [ X ] no

     Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one) [ ] large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X ] Smaller reporting company

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     [ X ] yes        [   ] no




     The number of shares outstanding of the registrant's class of Common Stock as of March 18, 2008 was 676,000.

                          ARYEH ACQUISITION CORP.

                                 FORM 10-Q

                       FOR THE QUARTER ENDED December 31, 2007


TABLE OF CONTENTS
                                                                        Page
                                                                      Numbers
PART I -FINANCIAL INFORMATION

Item 1  Condensed Financial Statements

       Balance sheet
       as of December 31, 2007  (Unaudited)                                  3

     Statements of Operations  for the three months ended
December 31, 2007 and for  the  cumulative  period  from
September  6,  2007 (Inception) to December 31, 2007 (Unaudited)             4

     Statements  of Cash Flows for the three months ended
December 31, 2007 and for the  cumulative  period from
September 6, 2007  (Inception) to December 31, 2007(Unaudited)               5


       Notes to Condensed Financial Statements (Unaudited)                   6

Item 2 -       Management's Discussion and Analysis or Plan of Operation     8

Item 3 -       Quantative and Qualitative Disclosures about Market Risk      8

Item 4(A)T -   Controls and Procedures                                       9

PART II OTHER INFORMATION

Item 1 -       Legal Proceedings                                             9

Item 2 -       Unregistered Sales of Equity Securities and Use of Proceeds   9

Item 3 -       Defaults upon Senior Securities                               9

Item 4 -       Submission of Matters to a Vote of Security Holders           9

Item 5 -       Other Information                                             9

Item 6 -       Exhibits                                                     10

               Signatures                                                   11

                           ARYEH ACQUISITION CORP.
                       (A Development Stage Company)
                               Balance Sheet

                                              As of
                                        December 31, 2007
                                           (Unaudited)
                                        ------------------

 ASSETS

CURRENT ASSETS

   CASH                                        $  1,000
                                           ----------------
TOTAL CURRENT ASSETS                           $  1,000
                                           ================


 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

 CURRENT LIABILITIES
    ACCRUED EXPENSES                           $  9,513
                                            ---------------

 STOCKHOLDERS' EQUITY (DEFICIENCY)

 PREFERRED STOCK $0.0001 PAR VALUE,
 AUTHORIZED 1,000,000 SHARES, ISSUED-NONE             -0-

 COMMON STOCK $0.0001 PAR VALUE,
 AUTHORIZED 30,000,000 SHARES,
 ISSUED & OUTSTANDING 676,000 SHARES
 AS OF December 31, 2007                              68

 ADDITIONAL PAID IN CAPITAL                          932

 ACCUMULATED DEFICIT                              (9,513)
                                             ----------------

 TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)          (8,513)
                                             ----------------

 TOTAL LIABILITIES AND STOCKHOLDERS'              $1,000
 EQUITY (DEFICIENCY)                         ================





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
              PART OF THESE CONDENSED FINANCIAL STATEMENTS

                        Aryeh Acquisition Corp.
                     (A Development Stage Company)
                        Statements of Operations
                     -----------------------------


                                                                           Cumulative from
                                 For the Three Months Ended         September 6, 2007 (Inception)
                                      December 31, 2007                 to December 31, 2007
                                        (unaudited)                        (unaudited)


REVENUES                             $       -0-                       $       -0-
                                     -----------------                  --------------------
GENERAL & ADMINISTRATIVE EXPENSES         8,915                             9,513

                                     -----------------                   --------------------

NET LOSS                             $   (8,915)                      $    (9,513)
                                     -----------------                  --------------------
                                     -----------------                  --------------------

LOSS PER COMMON SHARE
BASIC AND DILUTED                    $    (0.01)
                                     -----------------
                                     -----------------



WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING-BASIC AND DILUTED     676,000
                                     ----------------
                                     ----------------


                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                       Aryeh Acquisition Corp.
                     (A Development Stage Company)
                        Statements of Cash Flows
                     -----------------------------


                                                                             Cumulative From
                                      Three Months Ended                September 6, 2007 (Inception)
                                      December 31, 2007                    to December 31, 2007
                                          (unaudited)                         (unaudited)




CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                    $ (8,915)                  $   (9,513)
Adjustments to reconcile net
loss to net cash (used in) provided
by operating activities:
Changes in asset and liability balances:
Increase in accrued liabilities                8,915                        9,513
                                         -------------                  -----------------------

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                        $     0                    $        0
                                         -------------                  -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common
stock and warrants                                 0                        1,000
                                         --------------                 -----------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES          0                        1,000
                                        ---------------                 -----------------------


NET INCREASE IN CASH                        $    0                      $   1,000

CASH -- beginning of period                 $ 1,000                     $       0
                                        ---------------                 -----------------------

CASH --  end of period                      $ 1,000                     $   1,000
                                        ---------------                 -----------------------





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                            ARYEH ACQUISITION CORP.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2007
                                  (UNAUDITED)

Note A - ORGANIZATION, BUSINESS AND OPERATIONS

     Aryeh Acquisition Corp. (the "Company") was incorporated in the State of Delaware on September 6, 2007. The objective of the Company is to acquire an operating business.

     The Company's primary activities since incorporation have been organizational activities relating to the Company's formation and registration statement. The Company has not generated any revenues from these activities and, accordingly, it is in the development stage. The Company selected September 30 as its fiscal year-end.

     The Company, based on its proposed business activities, is a "blank check" company. The Securities and Exchange Commission defines those companies as "any development stage company that is issuing a "penny stock", within the meaning of
Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies."

     The  Company  was  organized  as a  vehicle  to  investigate  and,  if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly-held corporation. The Company's principal business objective for the 12 months subsequent to December 31, 2007 and beyond such time will be to achieve long-term growth potential through a combination with a business ("Business Combination") rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and thus may acquire any type of business. The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company.

     The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management believes that the Company will continue to incur losses for the foreseeable future and will need additional equity or debt financing or will need to complete a Business Combination with a company that has such financing to be able to sustain its operations until it can achieve profitability and positive cash flows, if ever.

     Management plans to seek additional debt and/or equity financing for the Company through private or public offerings or through a Business Combination, but it cannot assure that such financing will be available on acceptable terms or at all. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note B - BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS

     The accompanying interim financial statements of the Company as of December 31, 2007, for the three months ended December 31, 2007 and for the cumulative period from September 6, 2007 (inception) to December 31, 2007, have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation SX. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statement should be read in conjunction with the Company's audited financial statements and related notes included in the Company's registration statement on Form 10SB as at September 30, 2007 and for the period September 6, 2007 (inception) to September 30, 2007. There have been no changes in significant accounting policies since the period September 6, 2007 (inception) to September 30, 2007.

Note C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments:

     Financial instruments consist of cash and accrued liabilities. The carrying values of these financial instruments approximate their fair values.

Cash and Cash Equivalents:

     Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times may exceed federally insured limits. We have not experienced any losses to date as a result of this policy.

Income taxes:

     In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," deferred tax assets and liabilities are recognized on the liability method resulting from temporary differences between the financial statement and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these assets and liabilities are expected to be recovered or settled. The Company provides a valuation allowance when it is more likely than not that some or all of its net deferred tax assets will not be realized. Potential income tax benefits as of December 31, 2007 and for the period from September 6, 2007 (inception) to December 31, 2007 were immaterial.

     On October 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes
- an interpretation of FASB Statement No. 109" (FIN 48). There was no impact on the Company's consolidated financial position, results of operations or cash flows at December 31, 2007 and for the period from September 6, 2007 (inception) to December 31, 2007, as a result of implementing FIN 48. At the adoption date of October 1, 2007 and at December 31, 2007, the Company did not have any unrecognized tax benefits. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of October 1, 2007 and December 31, 2007, the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. All of the Company's tax years are subject to federal and state tax examination.

Loss per common share:

     Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company's outstanding
warrants  have  not  been  included  in  the   calculation  as  they  are
antidilutive.

NOTE D - CAPITAL TRANSACTIONS

     The Company is authorized to issue 30,000,000 shares of $0.0001 par value common stock. The Company is also authorized to issue 1,000,000 shares of $0.0001 par value preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company. No preferred shares have been issued.

     On September 24, 2007, the Company issued to its founders, for an aggregate of $1,000, a total of 676,000 shares of common stock and warrants to purchase 324,000 shares of common stock at $0.05 per share. The holders of the warrants have cashless exercise rights. These warrants are exercisable until September 24, 2017, provided that the warrants are not exercisable prior to September 24, 2010 unless there is a "Change in Control" (as defined in the warrants) in the Company, in which event the warrants will be exercisable at any time after seventy (70) days following such Change in Control and until September 24, 2017.

NOTE E - RELATED PARTY TRANSACTIONS

     The Company utilizes the office space provided by its president at no cost to the Company. The amount of office space utilized by the Company is considered insignificant.

Note F - Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 ("FAS 157"), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to FAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed amount the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 157 to have an effect on its financial statements.

     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 ("FAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 159 to have an effect on its financial statements.

Statement of Financial Accounting Standards 141(revised), Business Combinations ("FAS 141R")

     In December 2007, the Financial Accounting Standards Board issued FAS 141R which retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. FAS 141R is effective for annual periods beginning on or after December 15, 2008. The Company does not expect the adoption of FAS 141R to have an effect on its financial statements. Statement of Financial Accounting Standards 160, Noncontrolling Interests in Consolidated Financial Statements ("FAS 160")

     In December 2007, the Financial Accounting Standards Board issued FAS 160 which changes the accounting and reporting for minority interests. Minority interests will be recharactarized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.

     In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. FAS 160 is effective for annual periods beginning on or after December 15, 2008. The Company does not expect the adoption of FAS 160 to have an effect on its financial statements.

     Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note G - Subsequent Events

     On February 21, 2008 the Company borrowed $25,000 from Krovim, LLC (the "Note"), one of its shareholders. The Note is due on February 21, 2013 and bears interest at the rate of 5% per annum.

Item 2.     Management's Discussion and Analysis or Plan of Operations

     The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

OPERATIONS

Plan of Operations

     Aryeh Acquisition Corp. ("we" or "the Company") has not realized any revenues from operations since September 6, 2007 (inception), and its plan of operation for the next twelve months is to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have funded our operations from the sale of common stock to our founders.

     We may seek to sell additional shares of our Common Stock in a private placement or public offering or our Board of Directors may authorize the sale of our Preferred Stock. No such stock offering is currently contemplated and no assurance can be given that any such offering will be successfully completed.

     As of December 31, 2007, the Company had assets equal to $1,000, consisting exclusively of cash. The Company incurred a net loss of ($9,513) for the period from September 6, 2007 (inception) to December 31, 2007 and $8,915 for the current quarter.

     On February 21, 2008 the Company borrowed $25,000 from Krovim, LLC, one of its shareholders (the "Note"). The Note is due on February 21, 2013 and bears interest at the rate of 5% per annum.

Results of Operations

     The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 6, 2007 (inception) to December 31, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.


Item 3.         Quantative and Qualitative Disclosures About Market Risk

                Not Applicable

Item 4(A)T. Controls and Procedures

        Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules regulations and related forms, and that such information is accumulated and communicated to our Principal Executive Officer (who is also our Principal Financial Officer) as appropriate, to allow timely decisions regarding required disclosure.

     As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer (who is also our Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

     There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

                       PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         None


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None



Item 3.  Defaults upon Senior Securities

         Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits

(a)  Exhibits:

31.1 Certification  of Chief Executive and Chief Financial  Officer  pursuant to
     Section 302 Sarbanes-Oxley Act of 2002

32.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002


EXHIBIT 31.1
                                 CERTIFICATION

I, Dov Perlysky, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Aryeh Acquisition Corp. ("Aryeh Acquisition");


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Aryeh Acquisition as of and for, the periods presented in this quarterly report;

4. Aryeh Acquisition's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Aryeh Acquisition and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to Aryeh Acquisition, or caused such disclosure controls and procedures to be disclosed under our supervision, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of Aryeh Acquisition's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

     c. Disclosed in this report any change in Aryeh Acquisition's internal control over financial reporting that occurred during Aryeh Acquisition's most recent fiscal quarter (Aryeh Acquisition's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, Aryeh Acquisition's internal control over financial reporting.

5. Aryeh Acquisition's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting to Aryeh Acquisition's auditors and the audit committee of Aryeh Acquisition's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Aryeh Acquisition's ability to record, process, summarize and report financial data; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in Aryeh Acquisition's internal control over financial reporting.

Date: March 18, 2008


/s/ Dov Perlysky
    Dov Perlysky
    Chief Executive Officer and Chief Financial Officer


EXHIBIT 32.1

                    ARYEH ACQUISITION CORP.

   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Aryeh Acquisition Corp. (the "Company") on Form 10Q for the period ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Dov Perlysky, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company as of the period covered by the Report.





/s/ Dov Perlysky
    Dov Perlysky
    Chief Executive Officer and Chief Financial Officer

March 18, 2008

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ARYEH ACQUISITION CORP.


                        /s/ Dov Perlysky
                            --------------------------------------
                            Dov Perlysky
                            Chief Executive Officer and Chief Financial Officer


Dated:  March 18, 2008