Form 10-Q
period 2008-03-31
ARYEH ACQUISITION CORP.
filed 2008-05-15
CIK 1417367

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                       FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2008

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

     [ X ] yes        [   ] no

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

     [ X ] yes        [   ] no




     The number of shares outstanding of the issuer's class of Common Stock as of May 13, 2008 was 676,000.

                          ARYEH ACQUISITION CORP.

                                 FORM 10-Q

                       FOR THE QUARTER ENDED March 31, 2008


TABLE OF CONTENTS
                                                                        Page
                                                                      Numbers
PART I -FINANCIAL INFORMATION

Item 1  Condensed Financial Statements

     Balance sheet
     as of March 31, 2008  (Unaudited)                                       3
     and September 30, 2007

     Statements of Operations  for the three months ended
     March 31, 2008, for the six months ended March 31, 2008 and for  the  cumulative  period  from September  6,  2007
     (Inception) to March 31, 2008 (Unaudited)                               4

     Statements  of Cash Flows for the six months ended
     March 31, 2008 and for the  cumulative  period from
     September 6, 2007  (Inception) to March 31, 2008 (Unaudited)            5

     Statements of Changes in Stockholders Equity for the six months ended March 31, 2008 (unaudited) and for the period from
     September 6, 2007 (Inception) to March 31, 2008                         6


       Notes to Condensed Financial Statements (Unaudited)                   7

Item 2 -       Management's Discussion and Analysis or Plan of Operation     9

Item 3 -       Quantative and Qualitative Disclosures about Market Risk     10

Item 4T -      Controls and Procedures                                      10

PART II OTHER INFORMATION

Item 1 -       Legal Proceedings                                            11

Item 2 -       Unregistered Sales of Equity Securities and Use of Proceeds  11

Item 3 -       Defaults upon Senior Securities                              11

Item 4 -       Submission of Matters to a Vote of Security Holders          11

Item 5 -       Other Information                                            11

Item 6 -       Exhibits                                                     11

               Signatures                                                   12

                              ARYEH ACQUISITION CORP.
                           (A Development Stage Company)
                                  Balance Sheet

                                              As of
                                        March 31, 2008                  As of
                                           (Unaudited)           September 30, 2007
                                        ------------------       ------------------


ASSETS

CURRENT ASSETS
    CASH                                       $ 17,337            $ 1,000
                                           ----------------      --------------
TOTAL ASSETS                                   $ 17,337            $ 1,000
                                           ================      ==============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
    ACCRUED EXPENSES                           $  5,306            $   598

LONG TERM LIABILITIES
    INTEREST PAYABLE                                134                 -0-
    LOAN PAYABLE-RELATED PARTY                   25,000                 -0-
                                            ---------------      --------------
TOTAL LIABILITIES                                30,440                598
                                            ---------------      --------------


 STOCKHOLDERS' EQUITY (DEFICIENCY)

 PREFERRED STOCK $0.0001 PAR VALUE,
 AUTHORIZED 1,000,000 SHARES, ISSUED-NONE             -0-               -0-

 COMMON STOCK $0.0001 PAR VALUE,
 AUTHORIZED 30,000,000 SHARES,
 ISSUED & OUTSTANDING 676,000 SHARES
 AS OF March 31, 2008 and
 September 30, 2007                                   68                68

 ADDITIONAL PAID IN CAPITAL                          932               932

 ACCUMULATED DEFICIT                             (14,103)             (598)
                                             ----------------  ----------------

 TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)         (13,103)              402
                                             ----------------  ----------------

 TOTAL LIABILITIES AND STOCKHOLDERS'           $  17,337          $  1,000
 EQUITY (DEFICIENCY)                         ================  ================





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
              PART OF THESE CONDENSED FINANCIAL STATEMENTS

                        Aryeh Acquisition Corp.
                     (A Development Stage Company)
                        Statements of Operations
                     -----------------------------


                                                                                                  Cumulative from
                                 For the Three Months Ended     For the six months Ended     September 6, 2007 (Inception)
                                      March 31, 2008               March 31, 2008                to March 31, 2008
                                        (unaudited)                 (unaudited)                   (unaudited)


REVENUES                             $       -0-                $       -0-                       $       -0-

GENERAL & ADMINISTRATIVE EXPENSES         4,456                     13,371                            13,969

INTEREST EXPENSE                            134                        134                               134
                                     -----------------        ----------------                   -------------------

NET (LOSS)                           $   (4,590)                   (13,505)                       $  (14,103)
                                     -----------------        -----------------                  -------------------
                                     -----------------        -----------------                  -------------------

LOSS PER COMMON SHARE
BASIC AND DILUTED                    $    (0.01)                $   (0.02)
                                     -----------------        -----------------
                                     -----------------        -----------------



WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING-BASIC AND DILUTED     676,000                   676,000
                                     ----------------         -----------------
                                     ----------------         -----------------


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE CONDENSED FINANCIAL STATEMENTS

                       Aryeh Acquisition Corp.
                     (A Development Stage Company)
                        Statements of Cash Flows
                     -----------------------------


                                           For the                        Cumulative From
                                        Six Months Ended            September 6, 2007 (Inception)
                                         March 31, 2008                 to March 31, 2008
                                          (unaudited)                      (unaudited)




CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                    $(13,505)                   $ (14,103)
Adjustments to reconcile net
loss to net cash (used in) provided
by operating activities:

Interest Expense                                 134                          134

Changes in asset and liability balances:
Increase in accrued liabilities                4,708                        5,306
                                          ------------                  ------------

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                          (8,663)                      (8,663)
                                          ------------                  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from Issuance of Common
Stock and Warrants                                 0                        1,000

Proceeds from Issuance of
Debt to Related Party                         25,000                       25,000
                                          -------------                 ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES     25,000                       26,000
                                          -------------                 ------------


NET INCREASE IN CASH                          16,337                       17,337

CASH -- beginning of period                    1,000                            0
                                          -------------                 ------------

CASH --  end of period                      $ 17,337                    $  17,337
                                          -------------                 ------------
                                          -------------                 ------------



                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE CONDENSED FINANCIAL STATEMENTS

                                 Aryeh Acquisition Corp.
                              (A Development Stage Company)
                        Statement of Changes in Stockholders' Equity
                    For the Six months period Ended March 31, 2008 (unaudited)
                        and for the Period September 6, 2007 (Inception)
                                Through September 30, 2007



                                                                                           RETAINED
                                                                     ADDITIONAL            EARNINGS           TOTAL
                     PREFERRED         COMMON       COMMON               PAID-IN          (ACCUMULATED     STOCKHOLDERS'
                      STOCK            STOCK       STOCK WARRANTS        CAPITAL            DEFICIT)     EQUITY (DEFICIENCY)
                     --------          -------    --------------      -----------    ---------------    --------------------
                   Shares Amount      Shares Amount  Shares
                   ------ ------      ------ ------  ------

BALANCE-
September 6, 2007      -   $-            -      $-       -                   $-              $-                $-

ISSUANCE OF COMMON
STOCK AND WARRANTS                    676,000    68     324,000             932                               1,000


NET LOSS                                                                                    (598)              (598)

                    _________________________________________________________________________________________________
BALANCE-
September 30, 2007    -    -          676,000   $68     324,000            $932         $   (598)          $    402
                     --   --          -------   ---     -------            ----               ---            --------
                     --   --          -------   ---     -------            ----               ---            --------

Issuance of
Common Stock                           ----                                ----


Net (Loss)                                                                               (13,505)           (13,505)

                    _________________________________________________________________________________________________________


Balance
March 31, 2008                       676,000    $68     324,000            $932         $(14,103)          $(13,103)
                                     -------    ---     -------            ----          --------           --------
                                     -------    ---     -------            ----          --------           --------



                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE CONDENSED FINANCIAL STATEMENTS

                            ARYEH ACQUISITION CORP.
                         (A Development Stage Company)
                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                  (UNAUDITED)

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

     The  Company  was  organized  as a  vehicle  to  investigate  and,  if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly-held corporation. The Company's principal business objective for the 12 months subsequent to March 31, 2008 and beyond such time will be to achieve long-term growth potential through a combination with a business ("Business Combination") rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and thus may acquire any type of business. The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company.

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

Note B - BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS

     The accompanying interim financial statements of the Company as of March 31, 2008, for the three and six months ended March 31, 2008 and for the cumulative period from September 6, 2007 (inception) to March 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements presentation and in accordance with the instructions to Regulation SX. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statement should be read in conjunction with the Company's audited financial statements and related notes included in the Company's registration statement on Form 10SB as at September 30, 2007 and for the period September 6, 2007 (inception) to September 30, 2007. There have been no changes in significant accounting policies since the period September 6, 2007 (inception) to September 30, 2007. Interim results are not necessarily indicative of the results for a full year.

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

Income taxes:

     In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," deferred tax assets and liabilities are recognized on the liability method resulting from temporary differences between the financial statement and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these assets and liabilities are expected to be recovered or settled. The Company provides a valuation allowance when it is more likely than not that some or all of its net deferred tax assets will not be realized. Potential income tax benefits as of March 31, 2008 and for the period from September 6, 2007 (inception) to March 31, 2008 were immaterial.

     On October 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes
- an interpretation of FASB Statement No. 109" (FIN 48). There was no impact on the Company's consolidated financial position, results of operations or cash flows at March 31, 2008 and for the period from September 6, 2007 (inception) to March 31, 2008, as a result of implementing FIN 48. At the adoption date of October 1, 2007 and at March 31, 2008, the Company did not have any unrecognized tax benefits. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of October 1, 2007 and March 31, 2008, the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. All of the Company's tax years are subject to federal and state tax examination.

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

     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 141(revised), Business Combinations ("FAS 141R") which retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. FAS 141R is effective for annual periods beginning on or after December 15, 2008. The Company does not expect the adoption of FAS 141R to have an effect on its financial statements. Statement of Financial Accounting Standards 160, Noncontrolling Interests in Consolidated Financial Statements ("FAS 160")

     In December 2007, the Financial Accounting Standards Board issued FAS 160 which changes the accounting and reporting for minority interests. Minority interests will be recharactarized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.

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

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. We do not anticipate the adoption of SFAS No. 161 will have a material effect on the Company's financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have funded our operations from the sale of common stock to our founders and issuance of debt to a related party.

     We may seek to sell additional shares of our Common Stock in a private placement or public offering or our Board of Directors may authorize the sale of our Preferred Stock. No such stock offering is currently contemplated and no assurance can be given that any such offering will be successfully completed.

     As of March 31, 2008, the Company had assets equal to $17,337, consisting exclusively of cash. The Company incurred a net loss of $(14,103) for the period from September 6, 2007 (inception) to March 31, 2008 and $(4,590) for the current quarter.

     On February 21, 2008 the Company borrowed $25,000 from Krovim, LLC, one of its shareholders (the "Note"). The Note is due on February 21, 2013 and bears interest at the rate of 5% per annum.

Results of Operations

     The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 6, 2007 (inception) to March 31, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

Item 4T. Controls and Procedures

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

     As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer (who is also our Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Date: May 15, 2008


/s/ Dov Perlysky
    Dov Perlysky
    Chief Executive Officer and Chief Financial Officer


EXHIBIT 32.1

                    ARYEH ACQUISITION CORP.

   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Aryeh Acquisition Corp. (the "Company") on Form 10Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Dov Perlysky, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 15, 2008

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


Dated:  May 15, 2008