Form 10-Q
period 2008-06-30
ARYEH ACQUISITION CORP.
filed 2008-08-13
CIK 1417367

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                       FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2008

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

     [ X ] yes        [   ] no




     The number of shares outstanding of the issuer's class of Common Stock as of August 8, 2008 was 676,000.

                          ARYEH ACQUISITION CORP.

                               FORM 10-Q

                       FOR THE QUARTER ENDED June 30, 2008


TABLE OF CONTENTS
                                                                        Page
                                                                      Numbers
PART I -FINANCIAL INFORMATION

Item 1  Condensed Financial Statements

     Balance sheet
     as of June 30, 2008  (Unaudited)                                        3
     and September 30, 2007

     Statements of Operations  for the three and
     nine months ended June 30, 2008 and for the
     cumulative  period  from September  6,  2007
     (Inception) to June 30, 2008 (Unaudited)                                4

     Statements  of Cash Flows for the nine months ended
     June 30, 2008 and for the  cumulative  period from
     September 6, 2007  (Inception) to June 30, 2008 (Unaudited)             5

     Statements of Changes in Stockholders Equity for the nine months ended June 30, 2008 (unaudited) and for the period from
     September 6, 2007 (Inception) to June 30, 2008                          6


       Notes to Condensed Financial Statements (Unaudited)                   7

Item 2 -       Management's Discussion and Analysis or Plan of Operation    10

Item 3 -       Quantative and Qualitative Disclosures about Market Risk     10

Item 4T -      Controls and Procedures                                      10

PART II OTHER INFORMATION

Item 1 -       Legal Proceedings                                            11

Item 2 -       Unregistered Sales of Equity Securities and Use of Proceeds  11

Item 3 -       Defaults upon Senior Securities                              11

Item 4 -       Submission of Matters to a Vote of Security Holders          11

Item 5 -       Other Information                                            11

Item 6 -       Exhibits                                                     11

               Signatures                                                   12

                              ARYEH ACQUISITION CORP.
                           (A Development Stage Company)
                              Condensed Balance Sheet
                           ------------------------------

                                              As of
                                         June 30, 2008                  As of
                                           (Unaudited)           September 30, 2007
                                        ------------------       ------------------


ASSETS

CURRENT ASSETS
    CASH                                       $ 11,337            $ 1,000
                                           ----------------      --------------
TOTAL ASSETS                                   $ 11,337            $ 1,000
                                           ================      ==============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
    ACCRUED EXPENSES                           $  3,053            $   598

LONG TERM LIABILITIES
    INTEREST PAYABLE                                446                 -0-
    LOAN PAYABLE-RELATED PARTY                   25,000                 -0-
                                            ---------------      --------------
TOTAL LIABILITIES                                28,499                598
                                            ---------------      --------------


 STOCKHOLDERS' EQUITY (DEFICIENCY)

 PREFERRED STOCK $0.0001 PAR VALUE,
 AUTHORIZED 1,000,000 SHARES, ISSUED-NONE             -0-               -0-

 COMMON STOCK $0.0001 PAR VALUE,
 AUTHORIZED 30,000,000 SHARES,
 ISSUED & OUTSTANDING 676,000 SHARES
 as of June 30, 2008 and
 September 30, 2007                                   68                68

 ADDITIONAL PAID IN CAPITAL                          932               932

 ACCUMULATED DEFICIT                             (18,162)             (598)
                                             ----------------  ----------------

 TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)         (17,162)              402
                                             ----------------  ----------------

 TOTAL LIABILITIES AND STOCKHOLDERS'           $  11,337          $  1,000
 EQUITY (DEFICIENCY)                         ================  ================





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
              PART OF THESE CONDENSED FINANCIAL STATEMENTS

                        Aryeh Acquisition Corp.
                     (A Development Stage Company)
                   Condensed Statements of Operations
                   ---------------------------------


                                                                                                  Cumulative from
                                 For the Three Months Ended     For the nine months Ended     September 6, 2007 (Inception)
                                      June 30, 2008                 June 30, 2008                to June 30, 2008
                                        (unaudited)                 (unaudited)                     (unaudited)


REVENUES                             $       -0-                $       -0-                       $       -0-

GENERAL & ADMINISTRATIVE EXPENSES         3,747                     17,118                            17,716

INTEREST EXPENSE                            312                        446                               446
                                     -----------------        ----------------                   -------------------

NET (LOSS)                           $   (4,059)                   (17,564)                       $  (18,162)
                                     -----------------        -----------------                  -------------------
                                     -----------------        -----------------                  -------------------

LOSS PER COMMON SHARE
BASIC AND DILUTED                    $    (0.01)                $   (0.03)
                                     -----------------        -----------------
                                     -----------------        -----------------



WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING-BASIC AND DILUTED     676,000                   676,000
                                     ----------------         -----------------
                                     ----------------         -----------------


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE CONDENSED FINANCIAL STATEMENTS

                       Aryeh Acquisition Corp.
                     (A Development Stage Company)
                   Condensed Statements of Cash Flows
                   ----------------------------------


                                           For the                        Cumulative From
                                       Nine Months Ended            September 6, 2007 (Inception)
                                         June 30, 2008                  to June 30, 2008
                                          (unaudited)                      (unaudited)




CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                    $(17,564)                   $ (18,162)
Adjustments to reconcile net
loss to net cash (used in) provided
by operating activities:

Interest Expense                                 446                          446

Changes in asset and liability balances:
Increase in accrued liabilities                2,455                        3,053
                                           ------------                  ------------

NET CASH USED IN
OPERATING ACTIVITIES                         (14,663)                     (14,663)
                                          ------------                  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from Issuance of Common
Stock and Warrants                                 0                        1,000

Proceeds from Issuance of
Debt to Related Party                         25,000                       25,000
                                          -------------                 ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES     25,000                       26,000
                                          -------------                 ------------


NET INCREASE IN CASH                          10,337                       11,337

CASH -- beginning of period                    1,000                            0
                                          -------------                 ------------

CASH --  end of period                      $ 11,337                    $  11,337
                                          -------------                 ------------
                                          -------------                 ------------



                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE CONDENSED FINANCIAL STATEMENTS

                                 Aryeh Acquisition Corp.
                              (A Development Stage Company)
                   Condensed Statement of Changes in Stockholders' Equity
                      For the Nine Months period Ended June 30, 2008
                        and for the Period September 6, 2007 (Inception)
                                 Through June 30, 2008
                    --------------------------------------------------

                                                                                           RETAINED
                                                                     ADDITIONAL            EARNINGS           TOTAL
                     PREFERRED         COMMON       COMMON               PAID-IN          (ACCUMULATED     STOCKHOLDERS'
                      STOCK            STOCK       STOCK WARRANTS        CAPITAL            DEFICIT)     EQUITY (DEFICIENCY)
                     --------          -------    --------------      -----------    ---------------    --------------------
                   Shares Amount      Shares Amount  Shares
                   ------ ------      ------ ------  ------

BALANCE-
September 6, 2007      -   $-            -      $-       -                   $-              $-                $-

ISSUANCE OF COMMON
STOCK AND WARRANTS                    676,000    68     324,000             932                               1,000


NET LOSS                                                                                    (598)              (598)

                    _________________________________________________________________________________________________
BALANCE-
September 30, 2007    -    -          676,000   $68     324,000            $932         $   (598)          $    402
                     --   --          -------   ---     -------            ----               ---            --------
                     --   --          -------   ---     -------            ----               ---            --------

Issuance of
Common Stock                           ----                                ----


Net (Loss) (Unaudited)                                                                   (17,564)           (17,564)

                    _________________________________________________________________________________________________________


Balance
June 30, 2008 (Unaudited)            676,000    $68     324,000            $932         $(18,162)          $(17,162)
                                     -------    ---     -------            ----          --------           --------
                                     -------    ---     -------            ----          --------           --------



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE CONDENSED FINANCIAL STATEMENTS

                            ARYEH ACQUISITION CORP.
                         (A Development Stage Company)
                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 June 30, 2008
                                  (UNAUDITED)

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

     The  Company  was  organized  as a  vehicle  to  investigate  and,  if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly-held corporation. The Company's principal business objective for the 12 months subsequent to June 30, 2008 and beyond such time will be to achieve long-term growth potential through a combination with a business ("Business Combination") rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and thus may acquire any type of business. The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company.

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

Note B - BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS

     The accompanying interim financial statements of the Company as of June 30, 2008, for the three and nine months ended June 30, 2008 and for the cumulative period from September 6, 2007 (inception) to June 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements presentation and in accordance with the instructions to Regulation SX. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair presentation of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statement should be read in conjunction with the Company's audited financial statements and related notes included in the Company's registration statement on Form 10SB as at September 30, 2007 and for the period September 6, 2007 (inception) to September 30, 2007. There have been no changes in significant accounting policies since the period September 6, 2007 (inception) to September 30, 2007. Interim results are not necessarily indicative of the results for a full year.

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

Income taxes:

     In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," deferred tax assets and liabilities are recognized on the liability method resulting from temporary differences between the financial statement and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these assets and liabilities are expected to be recovered or settled. The Company provides a valuation allowance when it is more likely than not that some or all of its net deferred tax assets will not be realized. At June 30, 2008 and September 30, 2007, the Company had net operating loss carryforwards of $18,162 and $598, respectively, available to reduce future taxable income expiring through 2027. Management has determined that it is more likely than not that the net operating loss carrryforwards will not be realized in the future and, accordingly, the deferred tax asset of $3,959 and $130, net of surtax exemption, has been fully reserved as of June 30, 2008 and September 30, 2007, respectively.

     On October 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes
- an interpretation of FASB Statement No. 109" (FIN 48). There was no impact on the Company's financial position, results of operations or cash flows at June 30, 2008 and for the period from September 6, 2007 (inception) to June 30, 2008, as a result of implementing FIN 48. At the adoption date of October 1, 2007 and at June 30, 2008, the Company did not have any unrecognized tax benefits. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of October 1, 2007 and June 30, 2008, the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. All of the Company's tax years are subject to federal and state tax examination.

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

     On February 21, 2008 the Company borrowed $25,000 from Krovim, LLC (the "Note"), one of its shareholders. The Note is due on February 21, 2013 and bears interest at the rate of 5% per annum. Interest charged to operations in the current quarter, the nine months ended June 30, 2008 and for inception to June 30, 2008 was $312, $446 and $446, respectively.

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

     In December 2007, the Financial Accounting Standards Board issued FAS 160 ("FAS 160"), Noncontrolling Interests in Consolidated Financial Statements, which changes the accounting and reporting for minority interests. Minority interests will be recharactarized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.

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

     On May 9, 2008, the FASB issued Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company has not completed its evaluation of the impact of the effect, if any, the adoption of FSP APB 14-1 would have.

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

     As of June 30, 2008, the Company had assets equal to $11,337, consisting exclusively of cash. The Company incurred a net loss of $(18,162) for the period from September 6, 2007 (inception) to June 30, 2008 and $(4,059) for the current quarter.

     On February 21, 2008 the Company borrowed $25,000 from Krovim, LLC, one of its shareholders (the "Note"). The Note is due on February 21, 2013 and bears interest at the rate of 5% per annum.

Results of Operations

     The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 6, 2007 (inception) to June 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

     As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer (who is also our Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

         None



Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits

(a)  Exhibits:

31.1 Certification  of Chief Executive and Chief Financial  Officer  pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

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

Date: August 13, 2008


/s/ Dov Perlysky
    Dov Perlysky
    Chief Executive Officer and Chief Financial Officer


EXHIBIT 32.1

                    ARYEH ACQUISITION CORP.

   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Aryeh Acquisition Corp. (the "Company") on Form 10Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Dov Perlysky, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 13, 2008

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


Dated:  August 13, 2008