Form 10-K
period 2008-09-30
ARYEH ACQUISITION CORP.
filed 2008-12-22
CIK 1417367

U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                      Form 10-K
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52957

                    ___________________________

                   Aryeh Acquisition Corp.
      ______________________________________________________
      (Exact name of registrant as specified in its charter)


         Delaware                                 26-0868042
       ___________                                ____________
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                   Identification No.)


P.O. Box 339
Lawrence, NY                     11559               516-374-5392
__________________________     _________         ____________________
(Address of principal          (zip code)    Registrant's Telephone Number
 executive offices)

-------------------------------------------------------------------------------

          Securities registered under Section 12(b) of the Exchange Act:

                                 None.


          Securities registered under Section 12(g) of the Exchange Act:


              Common Stock, $0.0001 par value per share
              _________________________________________
                          (Title of Class)

--------------------------------------------------------------------------------

Indicate by check mark whether registrant is a well-known secured issuer as defined in Rule 405 of the Securities Act. Yes [ ] No [ ]

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [ ]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X] No [ ]


Indicate by check mark if disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated filer [ ]  Accelerated filer [ ]
Non-accelerated filer   [ ]  Smaller reporting company {X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

The issuer's revenues for fiscal year ended September 30, 2008 were $0.

     As of December 17, 2008,  there were 676,000  shares of common  stock,  par
value   $.0001  per  share,   outstanding,   of  which   76,000   were  held  by
non-affiliates.

                  DOCUMENTS INCORPORATED BY REFERENCE:
None

FORWARD-LOOKING STATEMENTS

     Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Aryeh Acquisition Corp. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business," "Plan of Operation" and "Risk Factors". We undertake no obligation to revise or update publicly any forward-looking statements for any reason.


                                    PART I
Item 1. DESCRIPTION OF BUSINESS

Introduction

     Aryeh Acquisition Corp. ("we", "us", "our" or the "Company") was incorporated in the State of Delaware on September 6, 2007. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and
Exchange Commission (the "SEC") on December 6, 2007, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

     The Company, based on proposed business activities, is a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a "shell company," defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

     The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

     The analysis of new business opportunities has and will be undertaken by or under the supervision of our officers and directors. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

     (a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

     (b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

     (c) Strength and diversity of management, either in place or scheduled for recruitment;

     (d) Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

     (e) The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

     (f) The extent to which the business opportunity can be advanced;

     (g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

     (h) Other relevant factors.

     In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     The manner in which the Company participates in a potential acquisition will depend upon the nature of the opportunity, the respective needs and desires of the Company and the principals of the counterparty, and the relative negotiating strength of the Company and such principals.

     It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders of the Company would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders of the Company may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

     The present stockholders of the Company will likely not have control of a majority of the voting shares of the Registrant following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and new directors may be appointed without any vote by stockholders.

     In the case of an acquisition, the transaction may be consummated solely by management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to close that transaction may result in the loss to the Registrant of the related costs incurred.

Competition

     The Company faces vast competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

     We have no employees other than our sole officer and director who devotes only a limited amount of time to our business.


RISK FACTORS

     You should carefully review and consider the following risks as well as all other information contained in this Annual Report on Form 10-K, including our financial statements and the notes to those statements. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely affect our business, financial condition, results of operations, or cash flows. To the extent any of the information contained in this annual report constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely effect our financial condition, results of operations or cash flows.

     Our business is difficult to evaluate because we have a limited operating history.

     As the Company has a limited operating history, no revenues and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

We have incurred and may continue to incur losses.

     Since inception (September 6, 2007) through September 30, 2008, we have incurred a net loss of $(22,752). We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

     There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

     The  Company  is in a  highly  competitive  market  for a small  number  of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. We have very limited cash with which to close an acquisition. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

     Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

     The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

     The Company has no existing agreement for a business combination or other transaction.

     We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that we will not be able to invest in a company with active business operations.

     Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

     While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company's affairs. Our sole officer has not entered into an employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

     The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

     Target companies that do not have financial statements which comply with SEC reporting requirements may delay or preclude an acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

     The Company may be subject to further government regulation which would adversely affect our operations.

     Although we are subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

     There is currently no trading market for our Common Stock.

     Outstanding shares of our Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act of 1933, as amended, (the "Securities Act") and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

     Our business will have no revenues unless and until we merge with or acquire an operating business.

     We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

     The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

     Our Certificate of Incorporation authorizes the issuance of a maximum of 30,000,000 shares of Common Stock and a maximum of 1,000,000 shares of Preferred Stock. Any merger or acquisition effected by us may result in substantial dilution in the percentage of our Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our then existing stockholders. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

     The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

     The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

     Because we may seek to complete a business combination through a "reverse merger", following such a transaction we may not be able to attract the attention of major brokerage firms.

     Additional risks may exist since we will assist a privately held business to become public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

     We cannot assure you that following a business combination with an operating business, our Common Stock will be listed on NASDAQ or any other securities exchange.

     Following a business combination, we may seek the listing of our Common Stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange for, among other reasons, we do not have more than 300 - 400 shareholders, or that we will be able to maintain a listing of our Common Stock on either of those or any other stock exchange. After completing a business combination, until our Common Stock is listed on the NASDAQ or another stock exchange, we expect that our Common Stock would be eligible to trade on the OTC Bulletin Board, or on the "pink sheets," where, in the latter case, our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our Common Stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our Common Stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

     There is no public market for our Common Stock, nor have we ever paid dividends on our Common Stock.

     There is no public trading market for our Common Stock and none is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and such business files a registration statement under the Securities Act. Additionally, we have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

     There are issues impacting liquidity of our securities with respect to the SEC's review of a future resale registration statement.

     There are issues impacting liquidity of our securities with respect to the SEC's review of a future resale registration statement.

     Since shares of our Common Stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of Common Stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of Common Stock.

     In addition, the SEC has recently disclosed that it has developed internal informal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities if the issuer's securities are listed on the Over-the-Counter Bulletin Board or on the Pink Sheets. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act ("Rule 415"), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of Common Stock, it is unclear as to how many, if any, shares of Common Stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or "cut back" the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder's liquidity in Common Stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

     Shareholder Control over Management.

     Our sole officer and director, Dov Perlysky, beneficially owns 88.8% of the issued and outstanding capital stock of the Company and consequently, has the ability to influence control of the operations of the Company and will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

      o     Election of the board of directors;

      o     Removal of any directors;

      o     Amendment of the Company's certificate of incorporation or bylaws;
            and

      o Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

     This stockholder will thus have substantial influence over our management and affairs and future stockholders of the Company possess no practical ability to remove management or effect the operations of the business of the Company. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the Common Stock.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company neither rents nor owns any properties. The Company utilizes the office space of its sole officer and director at no cost.

Item 3. LEGAL PROCEEDINGS.

     Presently, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our securities are not traded in any public market.

Common Stock

     Our Certificate of Incorporation authorizes the issuance of up to 30,000,000 shares of Common Stock. Our Common Stock is not listed on a publicly-traded market. As of December 17, 2008, there were 676,000 shares of common stock outstanding. These shares were held by 21 holders of record of our common stock.

Preferred Stock

     Our Certificate of Incorporation authorizes the issuance of up to 1,000,000 shares of Preferred Stock, with designations, voting and other rights as may be determined by our Board of Directors. The Company has not yet issued any of the Preferred Stock.

Warrants

     As of December 17, 2008 Warrants ("Warrants") to purchase 324,000 shares of Common Stock at an exercise price of $0.05 per share were outstanding. The Warrants are exercisable until September 24, 2017, provided that the Warrants are not exercisable prior to September 24, 2010, unless there is a "Change in Control" (as defined in the Warrants) of the Company, in which event the Warrants are exercisable at any time after seventy (70) days following such Change of Control and until September 24, 2017.

Dividend Policy

     The Company has not declared or paid any cash dividends on Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

     The Company did not sell any equity securities that were not registered under the Securities Act during the year ended September 30, 2008.

     No repurchases of any equity securities were made by the Company during its fiscal year ended September 30, 2008.

Item 6. SELECTED FINANCIAL DATA

Not applicable

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation

     The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional loans from its stockholders in addition to the $25,000 loan from Krovim LLC ("Krovim"), one of its shareholders, on February 21, 2008, or from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Krovim has agreed to lend the Company up to an additional $25,000, which the Company believes will cover its expenses for the year ended September 30, 2009.

     Since our formation on September 6, 2007, our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a "blank check" company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company. No assurance can be given that any such business combination or sale of securities will be available on acceptable terms or at all.

     As a result of our limited resources, we expect to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

     Our sole officer and director is only required to devote a very limited portion of his time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

     We expect our present management to play no managerial role in the Company following a merger or business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will find a suitable business with which to combine.


Results  of  Operations

     The Company has not conducted any active operations since inception, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to effect an acquisition of or merger with another operating company, of which there can be no assurance.

Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. QUANTATIVE AND QUALATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.


Item 8. FINANCIAL AND SUPPLEMENTAL DATA

                 Aryeh Acquisition Corp.
              A Developmental Stage Company

             INDEX TO FINANCIAL STATEMENTS
             ______________________________
                                                                          Page
                                                                         _____

Index                                                                      F-1


Report of Independent Registered Public Accounting Firm                    F-2


Financial Statements:


Balance Sheets as of September 30, 2008 and September 30, 2007             F-3


Statements of Operations for the year ended September 30, 2008, for the period from September 6, 2007 (Inception) to September
30, 2008 and cumulative for the period from September 6, 2007
(Inception) to September 30, 2008                                          F-4


Statements of Changes in Stockholder's Equity for the year ended
September 30, 2008, for the period from September 6, 2007
(Inception) to September 30, 2007 and cumulative from
September 6, 2007(Inception) to September 30, 2008                         F-5


Statements of Cash Flows for the year ended September 30, 2008, for the period from September 6, 2007 (Inception) to September
30, 2007 and cumulative from September 6, 2007 (Inception)
to September 30, 2008                                                      F-6


Notes to Financial Statements                                              F-7

                    ARYEH ACQUISITION CORP.
                (A DEVELOPMENT STAGE COMPANY)

                     FINANCIAL STATEMENTS

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Aryeh Acquisition Corp.


     We have audited the accompanying balance sheet of Aryeh Acquisition Corp. (a development stage company) ("the Company") as of September 30, 2008 and September 30, 2007, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended September 30, 2008, for period from September 6, 2007, (Inception) through September 30, 2007 and cumulative from September 6, 2007 (Inception) to September 30, 2008. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aryeh Acquisition Corp. as of September 30, 2008 and September 30, 2007 and the results of its operations and its cash flows for the year ended September 30, 2008, for the period from September 6, 2007 (Inception) through September 30, 2007 and cumulative from September 6, 2007 (Inception) to September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.




/s/ Raich Ende Malter & Co. LLP

    RAICH ENDE MALTER & CO. LLP
    New York, New York
    December 22, 2008

                          Aryeh Acquisition Corp.
                       (A Development Stage Company)
                               Balance Sheets
                          As of September 30, 2008
                           and September 30, 2007
                    __________________________________




                                        September 30, 2008   September 30, 2007
                                        _________________    __________________

 ASSETS

CURRENT ASSETS

   CASH                                   $  7,872                   $ 1,000
                                         ----------------      ----------------
TOTAL ASSETS                              $  7,872                   $ 1,000
                                         ================      ================


 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

 CURRENT LIABILITIES
    ACCRUED EXPENSES                      $  3,863                 $    598


LONG TERM LIABILITIES
     INTEREST PAYABLE                          761                       -0-
     LOAN PAYABLE - RELATED PARTY           25,000                       -0-
                                         -----------------      ---------------

TOTAL LIABILITIES                           29,624                       -0-
                                         -----------------      ---------------

 STOCKHOLDERS' EQUITY (DEFICIENCY)

 PREFERRED STOCK $0.0001 PAR VALUE,
 AUTHORIZED 1,000,000 SHARES, ISSUED-NONE          -                       -

 COMMON STOCK $0.0001 PAR VALUE,
 AUTHORIZED 30,000,000 SHARES,
 ISSUED & OUTSTANDING 676,000
 SHARES as of September 30, 2008
 and September 30, 2007                            68                     68

ADDITIONAL PAID IN CAPITAL                        932                    932

 DEFICIT ACCUMULATED DURING
 THE DEVELOPMENT STAGE                        (22,752)                  (598)
                                          ---------------      ---------------

 TOTAL STOCKHOLDERS' EQUITY                   (21,752)                   402
                                          --------------       ---------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $   7,872                $ 1,000
                                          ==============        ===============





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                             Aryeh Acquisition Corp.
                          (A Development Stage Company)
                            Statements of Operations
                       For the Year Ended September 30, 2008,
                      For the Period September 6, 2007 (Inception)
                      Through  September 30, 2007 and Cumulative From
                   September 6, 2007 (Inception) to September 30, 2008
                 ____________________________________________________________


                                                              Period from
                                                            September 6, 2007     Cumulative from
                                       Year Ended          (Inception) through    September 6, 2007 (Inception)
                                    September 30, 2008      September 30, 2007    through September 30, 2008
                                    __________________      __________________   ______________________________


REVENUES                               $     -0-               $    -0-           $     -0-
                                       -------------           --------------    -------------
GENERAL & ADMINISTRATIVE EXPENSES         21,393                   598              21,991

INTEREST EXPENSE                             761                    -0-                761
                                       -------------           --------------    -------------

NET LOSS                                 (22,154)              $   (598)           (22,752)
                                       --------------          --------------    -------------
                                       --------------          --------------    -------------

LOSS PER COMMON SHARE
BASIC AND DILUTED                      $  (0.03)               $  (0.00)
                                       --------------          --------------
                                       --------------          --------------


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING-BASIC AND DILUTED     676,000                 676,000
                                       -------------           --------------
                                       -------------           --------------



                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                               Aryeh Acquisition Corp.
                           (A Development Stage Company)
                        Statements of Changes in Stockholders' Equity
                     For Year Ended September 30, 2008, For the Period From
                September 6, 2007 (Inception) Through September 30, 2007 and
            Cumulative from September 6, 2007 (Inception) to September 30, 2008
          _____________________________________________________________________



                                                                     ADDITIONAL                             TOTAL
                     PREFERRED         COMMON       COMMON               PAID-IN           ACCUMULATED   STOCKHOLDERS'
                      STOCK            STOCK       STOCK WARRANTS        CAPITAL            DEFICIT         EQUITY
                     --------          -------    --------------      -----------    ---------------      ----------
                   Shares Amount      Shares Amount  Shares
                   ------ ------      ------ ------  ------

BALANCE-
September 6, 2007      -   $-            -      $-       -                   $-              $-                $-

ISSUANCE OF COMMON
STOCK AND WARRANTS                    676,000    68     324,000             932               -              1,000


NET LOSS                                                                                    (598)             (598)

                    -------------------------------------------------------------------------------------------------
BALANCE-
September 30, 2007    -    -          676,000   $68     324,000            $932            $(598)           $  402
                     --   --          -------   ---     -------            ----             -----            ------
                     --   --          -------   ---     -------            ----             -----            ------

NET LOSS                                                                                  (22,154)         (22,154)

                    -------------------------------------------------------------------------------------------------
BALANCE-
September 30, 2008    -    -          676,000   $68     324,000            $932          $(22,752)        $(21,752)
                     --   --          -------   ---     -------            ----          --------         ---------
                     --   --          -------   ---     -------            ----          --------         ---------









                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                               Aryeh Acquisition Corp.
                           (A Development Stage Company)
                             Statements of Cash Flows
                          For the Year Ended September 30, 2008,
                      For the Period From September 6, 2007 (Inception)
                            Through September 30, 2007 and
                     Cumulative from September 6, 2007 (Inception)
                              To September 30, 2008
                    ______________________________________________________



                                                                  Period From        Cumulative from
                                                               September 6, 2007     September 6, 2007
                                        Year Ended             (Inception) through   (Inception) through
                                       September 30, 2008      September 30, 2007    September 30, 2008
                                       __________________      ___________________   ___________________

CASH FLOWS FROM OPERATING ACTIVITIES


NET LOSS                                    $(22,154)            $    (598)           $(22,752)
Adjustments to reconcile net
loss to net cash (used in) provided
by operating activities:

Interest Expense                                 761                    -0-                761

Changes in asset and liability balances:
Increase in accrued liabilities                3,265                   598               3,863
                                            --------------        -------------      --------------

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                        $(18,128)            $     -0-           $ (18,128)
                                            --------------        -------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common
stock and warrants                          $    -0-             $    1,000          $  1,000

Proceeds from Issuance of
  Debt to Related Party                      25,000                       0            25,000
                                            --------------     ----------------      --------------


NET CASH PROVIDED BY FINANCING ACTIVITIES   $25,000                   1,000           $26,000
                                            --------------      ---------------      --------------


NET INCREASE IN CASH                          6,872                $  1,000             7,872

CASH -- beginning of period                   1,000                     -0-                -0-
                                            --------------      ---------------      --------------

CASH --  end of period                      $ 7,872                $  1,000          $  7,872
                                            --------------      ---------------      --------------





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                            ARYEH ACQUISITION CORP.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 2008

Note A - ORGANIZATION, BUSINESS AND OPERATIONS

     Aryeh Acquisition Corp. (the "Company") was incorporated in the State of Delaware on September 6, 2007. The objective of the Company is to acquire an operating business.

     The Company's primary activities since incorporation have been organizational activities relating to the Company's formation and pending registration statement. The Company has not generated any revenues from these activities and, accordingly, it is in the development stage. The Company selected September 30 as its fiscal year-end.

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

     The  Company  was  organized  as a  vehicle  to  investigate  and,  if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly-held corporation. The Company's principal business objective for the 12 months subsequent to September 30, 2008 and beyond such time will be to achieve long-term growth potential through a combination with a business ("Business Combination") rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and thus may acquire any type of business. The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company.


Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair value of financial instruments:

     Financial instruments consist of cash and accrual expenses. The carrying values of these financial instruments approximate their fair values.

Cash and Cash Equivalents:

     Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times may exceed federally insured limits. We have not experienced any losses to date as a result of this policy.

Income taxes:

     In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," deferred tax assets and liabilities are recognized on the liability method resulting from temporary differences between the financial statement and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these assets and liabilities are expected to be recovered or settled. The Company provides a valuation allowance when it is more likely than not that some or all of its net deferred tax assets will not be realized. At September 30, 2008 and September 30, 2007, the Company had net operating loss carryforwards of $22,752 and $598, respectively, available to reduce future taxable income expiring through 2027. Management has determined that it is more likely than not that the net operating loss carrryforwards will not be realized in the future and, accordingly, the deferred tax asset of $4,960 and $130, net of surtax exemption, has been fully reserved as of September 30, 2008 and September 30, 2007, respectively. The Company's valuation allowance increased by $4,830 during 2008. A reconciliation of the statutory income tax effective rate to the actual provision shown in the financial statements is as follows:

                                                                   For the period from
                                   For the year ended          September 6, 2007 (Inception)
                                   September 30, 2008          through September 30, 2007
                                  ------------------          ------------------------------

(Loss) before income taxes      ($22,154)                        ($598)
                                ----------                     -------
                                ----------                     -------

Computed tax benefit at
statutory rate:

Federal                         ($ 7,533)     (34%)              ($203)       (34%)

State, Net of Federal Tax Effect  (1,174)      (5.3%)              (32)        (5.3%)

Surtax Exemption                   3,877       17.5%               105         17.5%

Net Operating Loss
Valuation allowance              $ 4,830       21.8%            $  130         21.8%
                                   -------    -------           --------       ------

Total tax benefit                   $--        --%                $ --           --%

                                   -------    -------            --------      -------
                                   -------    -------            --------      -------

     On October 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes
- an interpretation of FASB Statement No. 109" (FIN 48). There was no impact on the Company's financial position, results of operations or cash flows at September 30, 2008 and for the period from September 6, 2007 (inception) to September 30, 2008, as a result of implementing FIN 48. At the adoption date of October 1, 2007 and at September 30, 2008, the Company did not have any unrecognized tax benefits. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of October 1, 2007 and September 30, 2008, the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. All of the Company's tax years are subject to federal and state tax examination.

Loss per common share:

     Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Stock warrants have not been included in the calculation as they are antidilutive.

NOTE C - CAPITAL TRANSACTIONS

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

NOTE D - RELATED PARTY TRANSACTIONS

     The Company utilizes the office space provided by its president at no cost to the Company. The amount of office space utilized by the Company is considered insignificant.

     On February 21, 2008 the Company borrowed $25,000 from Krovim, LLC ("Krovim"), one of its shareholders (the "Note"). The Note is due on February 21, 2013 and bears interest at the rate of 5% per annum. Interest charged to operations for the year ended September 30, 2008 and from inception (September 6, 2007) to September 30, 2008 was $761 and $761, respectively. Krovim has agreed to loan the Company up to an additional $25,000 to cover future Company expenses.

NOTE E - CONCENTRATION OF RISKS

     The Company's cash balances are maintained in a high quality bank checking account.

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


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A(T) CONTROLS AND PROCEDURES


     Management's  annual report on internal  control over financial  reporting.
     __________________________________________________________________________
     Our Chief Executive Officer ("CEO"), who is also our Chief Financial Officer, is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     Internal controls over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our CEO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

     Readers are cautioned that internal controls over financial reporting, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal controls over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

     Our management, with the participation of the CEO, evaluated the effectiveness of the Company's internal controls over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway
Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, our management, with the participation of the CEO (who is also our Chief Financial Officer), concluded that, as of September 30, 2008, our internal controls over financial reporting were effective.

     Changes in Internal Control over Financial Reporting.
     ____________________________________________________
     Further, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     Disclosure Controls and Procedures.
    ____________________________________
     Our management, under the supervision and with the participation of our CEO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report.

     Disclosure controls and procedures reporting as promulgated under the Exchange Act is defined as controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO has concluded that these controls and procedures were effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized and reported within the timeframe specified by the SEC's rules and forms as such term is defined in Rule 13a-15(f).


     This Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A(T) was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 9A(T) in this Report.

Item 9B. OTHER INFORMATION.

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE


Name                       Age      Position

Dov Perlysky               46       President, Treasurer, Secretary & Director

     Dov Perlysky has been the managing member of Nesher, LLC, a private investment management firm since 2000. From 1998 until 2002, Mr. Perlysky was a Vice President in the Private Client Group of Laidlaw Global Securities, a registered broker-dealer. He received his B.S. in Mathematics and Computer Science from the University of Illinois in 1985 and a Masters in Management from the JL Kellogg Graduate School of Management of Northwestern University in 1991. Mr. Perlysky is a director of Engex, Inc., a closed-end mutual fund, Pharma-BioServ, Inc. and Highlands State Bank.

     All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. The Board of Directors appoints officers as necessary.

     There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

     The Company and the Board of Directors has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended September 30, 2008 and written representations that no other reports were required, the Company believes that the no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Item 11. EXECUTIVE COMPENSATION.

     The Company's sole officer and director has not received any cash remuneration since inception. Officers will not receive any remuneration upon completion of the offering until the consummation of an acquisition. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. As noted above, the Company's sole officer and director intends to devote no more than a few hours a week to our affairs.

     It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

     There are no understandings or agreements regarding compensation our management will receive after a business combination.

Director Compensation

     We do not currently pay any cash fees to our officers and directors, nor do we pay their expenses in attending board meetings.


Employment Agreements

The Company is not a party to any employment agreements.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following tables set forth certain information as of December __, 2008, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address               Amount of                    Percentage of
of  Beneficial                Beneficial                   Outstanding Shares
  Owner                       Ownership                        Owned
__________________________________________________________________________
Dov Perlysky
P.O. Box 339
Lawrence, New York 11559     600,000 shares(1)                  88.8%


All officers and director
as a group (1 person)        600,000 shares(1)                  88.8%

___________________
(1) Includes (i) 50,000 shares owned by Mr. Perlysky, (ii) 389,023 shares owned by Krovim LLC, (iii) 107,317 shares owned by Kanfei LLC and (iv) an aggregate of 53,660 shares owned by Mr. Perlysky as custodian for four of his minor nephews and nieces. Mr. Perlysky is the managing member of the manager of Krovim LLC, and Kanfei LLC.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

     The Company utilizes the office space of its President at no cost to the Company. The amount of office space utilized by the Company is considered insignificant.

     On February 21, 2008 the Company borrowed $25,000 from Krovim (the "Note"). The managing member of the manager of Krovim is our sole officer and director. The Note is due on February 21, 2013 and bears interest at the rate of 5% per annum.

     Krovim has agreed to loan the Company up to an additional $25,000. No borrowings have been made pursuant to this agreement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Raich Ende Malter & Co LLP ("Raich Ende") is the Company's independent registered public accounting firm.

Audit Fees

     The aggregate fees billed by Raich Ende for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $9,000 for the fiscal year ended September 30, 2008 and $0 for the fiscal year ended September 30, 2007.

Audit-Related Fees

     There were no fees billed by Raich Ende for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended September 30, 2008 or September 30, 2007.

Tax Fees

     There were no fees billed by Raich Ende for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended September 30, 2008 or September 30, 2007.

All Other Fees

     There were no fees billed by Raich Ende for other products and services for the fiscal years ended September 30, 2008 or September 30, 2007.

Board of Directors Pre-Approval Policies and Procedures

     The Board of Directors, in the absence of an Audit Committee, pre-approves all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent registered public accounting firm provides the Board with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Board before the audit commences. The independent registered public accounting firm also submits an audit services fee proposal, which also must be approved by the Board before the audit commences.


                        PART IV

Item 15. EXHIBITS

Index to Exhibits

Exhibit         Description
___________     _____________________________________________________________

*3.1            Certificate of Incorporation of Aryeh Acquisition Corp.

*3.2            By-Laws

*4              Form of Warrant

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 * Previously filed

                              SIGNATURE

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 22, 2008                   ARYEH ACQUISITION CORP.



                                       By: /s/ Dov Perlysky
                                           ___________________________

                                     Name:     Dov Perlysky
                                    Title:     Chief Executive Officer
                                               Chief Financial Officer
                                               and Director

EXHIBIT 31.1
              CERTIFICATION

I, Dov Perlysky, certify that:

     1. I have reviewed this annual report on Form 10-K of Aryeh Acquisition Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Aryeh Acquisition Corp. as of and for, the periods presented in this annual report;

     4. Aryeh Acquisition Corp.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Aryeh Acquisition Corp. and have:


     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Aryeh Acquisition Corp., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


     b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c. Evaluated the effectiveness of Aryeh Acquisition Corp.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

     d. Disclosed in this report any change in Aryeh Acquisition Corp. internal control over financial reporting that occurred during its most recent fiscal quarter (Aryeh Acquisition Corp.'s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, Aryeh Acquisition Corp.'s internal control over financial reporting.

     5. Aryeh Acquisition Corp.'s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Aryeh Acquisition Corp.'s auditors and the audit committee of Aryeh Acquisition Corp.'s board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are likely to adversely affect Aryeh Acquisition Corp.'s ability to record, process, summarize and report financial information, and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in Aryeh Acquisition Corp.'s internal control over financial reporting.


Date: December 22, 2008


/s/ Dov Perlysky
    Dov Perlysky
    Chief Executive Officer and Chief Financial Officer

EXHIBIT 32.1

                          ARYEH ACQUISITION CORP.

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Aryeh Acquisition Corp. (the "Company") on Form 10-K for the year ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dov Perlysky, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

December 22, 2008